Form 10-Q
period 1999-06-30
PIONEER BANCORPORATION
filed 1999-08-16
CIK 909953

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999

[ ]       Transition Report Under Section 13 or 15(d) of the Exchange Act

          For the transition period from                  to
                                         ----------------    -------------------

                       Commission File Number 000-25899


                            PIONEER BANCORPORATION
            (Exact Name of Registrant as Specified in Its Charter)




            NEVADA                                              88-0301208
            ------                                              ----------
(State of Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization                             Identification Number


                                10 State Street
                            Reno, Nevada 89501-2351
              (Address of Principal Executive Offices) (Zip Code)

                                (775) 688-7900
             (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X     No
                                     -------     -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


 Common Stock, $0.01   par value, outstanding as of  June 30, 1999:  9,550,029

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                                                             Page No.
                                                                                                                            --------
     Item 1.        Consolidated Balance sheet
                         as of June 30, 1999 and December 31, 1998 (unaudited).                                                3

                    Consolidated Statement of Earnings
                         for the three and six months ended June 30, 1999 and 1998 (unaudited).                                4

                    Statement of Cash Flows
                         for the six months ended  June 30, 1999 and 1998 (unaudited).                                         5

                    Notes to Consolidated Financial Statements (unaudited).                                                    6

     Item 2.        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                                             8

     Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                                17

PART II.  OTHER INFORMATION

     Item 6.        Exhibits and Report on Form 8-K                                                                           18

SIGNATURES

                                    PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements

PIONEER BANCORPORATION
Consolidated Balance Sheets
(unaudited)

                                                                                                 June 30,               December 31,
                                                                                                   1999                     1998
------------------------------------------------------------------------------------------------------------------------------------
Assets:
     Cash and Cash Equivalents:
          Cash and Due from Banks                                                           $   58,144,000            $   58,208,000
          Federal Funds Sold                                                                    62,528,000                47,500,000
                                                                                            --------------            --------------
               Total Cash and Cash Equivalents                                                 120,672,000               105,708,000

     Securities Held to Maturity                                                                44,958,000                46,102,000
     Securities Available for Sale                                                             244,990,000               269,476,000
     Loans (less allowance for credit losses of $7,599,000 and
       $7,004,000, respectively)                                                               651,759,000               576,105,000
     Premises and Equipment, Net                                                                18,246,000                18,049,000
     Interest Receivable                                                                         7,199,000                 7,258,000
     Deferred Tax Asset, Net                                                                     4,812,000                 2,098,000
     Other Assets                                                                                6,149,000                 6,461,000
     -------------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                           $1,098,785,000            $1,031,257,000
     -------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
     Liabilities:
          Deposits:
               Demand:
                         Non-Interest Bearing                                               $  233,230,000            $  224,448,000
                         Interest Bearing                                                      117,188,000               118,748,000
               Savings                                                                         103,369,000                97,279,000
               Money Market                                                                    267,654,000               251,024,000
               Time - under $100,000                                                           113,685,000                99,098,000
               Time - $100,000 and over                                                        128,164,000               109,150,000
                                                                                            --------------            --------------
                         Total Deposits                                                        963,290,000               899,747,000

          Securities Sold Under Repurchase Agreement                                            62,789,000                60,111,000
          Other Liabilities                                                                      3,821,000                 3,845,000
     -------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                      $1,029,900,000            $  963,703,000
     -------------------------------------------------------------------------------------------------------------------------------

     Shareholders' Equity:
          Common Stock, $.01 par value,
            authorized 15,000,000 shares; issued and outstanding
            9,550,029 and 9,547,266 respectively                                            $       96,000            $       96,000
          Paid-In Surplus                                                                       65,340,000                65,282,000
          Accumulated Other Comprehensive Income:
               Net Unrealized Gain on Securities Available for Sale,
               Net of Tax effect of ($2,232,000) and $482,000 respectively.                     (4,145,000)                1,025,000
          Retained Earnings                                                                      7,594,000                 1,151,000
     -------------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                                 68,885,000                67,554,000
     -------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity                                             $1,098,785,000            $1,031,257,000
     -------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PIONEER BANCORPORATION
Consolidated Statements of Earnings
(unaudited)

                                                                    Three Months                             Six Months
                                                                    ended June 30,                         ended June 30,
                                                         ---------------------------------       -----------------------------------
                                                              1999                1998               1999                  1998
------------------------------------------------------------------------------------------       -----------------------------------
Interest Income:
     Interest and Fees on Loans                          $  14,602,000      $   12,034,000       $  28,146,000       $    23,197,000
     Interest on Federal Funds Sold                            728,000           1,143,000           1,416,000             2,354,000
     Interest on Securities:
          Taxable                                            3,103,000           2,884,000           6,399,000             5,760,000
          Exempt from Federal Income Taxes                   1,090,000             857,000           2,175,000             1,585,000
     -------------------------------------------------------------------------------------       -----------------------------------
     Total Interest Income                               $  19,523,000      $   16,918,000       $  38,136,000       $    32,896,000
     -------------------------------------------------------------------------------------       -----------------------------------

Interest Expense:
     Interest on Deposits                                    7,097,000           6,309,000          13,955,000            12,201,000
     Interest on Federal Funds and Repurchase                  601,000             845,000           1,223,000             1,554,000
     Agreements
     -------------------------------------------------------------------------------------       -----------------------------------
     Total Interest Expense                              $   7,698,000      $    7,154,000       $  15,178,000       $    13,755,000
     -------------------------------------------------------------------------------------       -----------------------------------

Net Interest Income                                         11,825,000           9,764,000          22,958,000            19,141,000
     Provision for Credit Losses                               510,000             360,000           1,020,000               720,000
     -------------------------------------------------------------------------------------       -----------------------------------
     Net Interest Income after Provision for
       Credit Losses                                     $  11,315,000      $    9,404,000       $  21,938,000       $    18,421,000
     -------------------------------------------------------------------------------------       -----------------------------------

Other Income:
     Service Charges on Deposit Accounts                       906,000             760,000           1,753,000             1,524,000
     Merchant Credit Card Income                               632,000             511,000           1,181,000               979,000
     Trust Department Income                                   398,000             384,000             806,000               741,000
     Gain on Sale of Securities Available for Sale                   -             590,000              24,000               601,000
     ATM Network Fees Earned                                   112,000              71,000             205,000               135,000
     Other Income                                              214,000             147,000             430,000               299,000
     -------------------------------------------------------------------------------------       -----------------------------------
     Total Other Income                                  $   2,262,000      $    2,463,000       $   4,399,000       $     4,279,000
     -------------------------------------------------------------------------------------       -----------------------------------

Other Expenses:
     Salaries and Employee Benefits                          3,870,000           3,445,000           7,845,000             6,589,000
     Occupancy Expense                                       1,975,000           1,326,000           3,822,000             2,515,000
     Merchant Credit Card Expense                              569,000             438,000           1,058,000               836,000
     Other Expense                                           2,857,000           1,936,000           4,974,000             3,796,000
     -------------------------------------------------------------------------------------       -----------------------------------
     Total Other Expenses                                $   9,271,000      $    7,145,000       $  17,699,000       $    13,736,000
     -------------------------------------------------------------------------------------       -----------------------------------

Income before Income Taxes                                   4,306,000           4,722,000           8,638,000             8,964,000
     Income Taxes                                            1,112,000           1,285,000           2,199,000             2,485,000
     -------------------------------------------------------------------------------------       -----------------------------------
     Net Income                                          $   3,194,000      $    3,437,000       $   6,439,000       $     6,479,000
     -------------------------------------------------------------------------------------       -----------------------------------

Net Income per Common Share:
     Basic Net Income Per Share                          $        0.33      $         0.36       $        0.67       $          0.68
  ----------------------------------------------------------------------------------------       -----------------------------------
     Diluted Net Income Per Share                        $        0.33      $         0.36       $        0.67       $          0.68

See accompanying notes to consolidated financial statements.

PIONEER BANCORPORATION
Consolidated Statements of Cash Flows
(unaudited)

                                                                                                        Six Months ended
                                                                                                            June 30,
                                                                                         -------------------------------------------
                                                                                                 1999                   1998
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net Income                                                                          $        6,439,000     $         6,479,000
          Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
          Depreciation and Amortization                                                           1,457,000               1,013,000
          Amortization, Accretion of Premiums, Discounts on Investments                            (420,000)              1,039,000
          Provision for Credit Losses                                                             1,020,000                 720,000
          Deferred Income Taxes                                                                       3,000                (597,000)
          Gain on Sale of Premises and Equipment                                                    (24,000)                      -
          Gain on Sale of Securities Available for Sale                                             (24,000)               (601,000)
          (Increase) Decrease in Interest Receivable                                                 59,000                (460,000)
          (Increase) Decrease in Other Assets                                                       312,000                (383,000)
          Increase in Unamortized Loan Origination Fees                                           1,179,000                  22,000
          Increase (Decrease) in Other Liabilities                                                  (24,000)               (766,000)
               Total Adjustments                                                                  3,538,000                 (13,000)
          --------------------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                                      $        9,977,000     $         6,466,000
          --------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Proceeds from Maturities and Calls of:
          Held to Maturity Securities                                                    $        1,600,000     $         4,025,000
          Available for Sale Securities                                                          28,671,000              11,450,000
     Proceeds from Sales of Available for Sale Securities                                         1,016,000              24,879,000
     Purchase of Securities Held to Maturity                                                       (534,000)             (6,146,000)
     Purchase of Securities Available for Sale                                                  (12,566,000)            (47,570,000)
     Net Increase in Loans                                                                      (77,938,000)            (76,627,000)
     Proceeds from Sale of Premises and Equipment                                                 2,539,000                       -
     Acquisition of Premises and Equipment                                                       (4,169,000)             (4,119,000)
     Loan Recoveries                                                                                 85,000                  32,000
     -------------------------------------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                                               $      (61,296,000)    $       (94,076,000)
     -------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Net Increase in Demand Deposits and Savings Accounts                                $       29,942,000     $       (19,281,000)
     Net Increase (Decrease) in Certificates of Deposit                                          33,601,000              43,345,000
     Net Increase (Decrease) in Securities Sold under Repurchase Agreements                       2,678,000               9,477,000
     Proceeds from Sale of Stock                                                                     67,000                 151,000
     Proceeds from Exercise of Options                                                                    -                 352,000
     Cash Paid for Fractional Shares for Stock Dividend                                              (5,000)                 (9,000)
     -------------------------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Financing Activities                                      $       66,283,000     $        34,035,000
     -------------------------------------------------------------------------------------------------------------------------------

     Net Increase (Decrease) in Cash and Cash Equivalents                                $       14,964,000     $       (53,575,000)
          Cash and Cash Equivalents Beginning of Period                                         105,708,000             140,967,000
     -------------------------------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents End of Period                                             $      120,672,000     $        87,392,000
     -------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
     Interest Paid During the Period                                                     $       15,098,000     $        13,640,000
     Income Taxes Paid During the Period                                                 $        2,300,000     $         2,500,000

See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10 for the year ended December 31, 1998. The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

2.   NET INCOME PER SHARE

     The following is a summary of the calculation of basic and diluted net income per share:

                                                                           Three Months ended June 30,     Six Months ended June 30,
                                                                              1999            1998            1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                 $3,194,000      $3,437,000      $6,439,000     $6,479,000
Basic Net Income Per Share
Weighted Average
     Shares Outstanding                                                     9,548,893       9,469,125       9,548,893      9,469,125
Net Income Per Share                                                       $     0.33      $     0.36      $     0.67     $     0.68
------------------------------------------------------------------------------------------------------------------------------------

Diluted Net Income Per Share
Weighted Average
     Shares Outstanding                                                     9,548,893       9,469,125       9,548,893      9,469,125
Effect of Dilutive Stock Options                                               94,793               0          94,793              0
------------------------------------------------------------------------------------------------------------------------------------
                                                                            9,643,686       9,469,125       9,643,686      9,469,125
Net Income Per Share                                                       $     0.33      $     0.36      $     0.67     $     0.68
------------------------------------------------------------------------------------------------------------------------------------
Per share amounts have been retroactively adjusted for the effect of stock splits and dividends.

3.   STATEMENT OF COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity securities (i.e. securities available for sale). The Company's statement of comprehensive income for the periods presented is as follows (dollars in thousands):

                                                                                 Three Months            Six Months
                                                                                     Ended                  Ended
                                                                                    June 30,               June 30,
                                                                                1999       1998        1999        1998
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                    $ 3,194     $ 3,437     $ 6,439     $ 6,479
Other comprehensive income (loss), net of related income taxes:
     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) arising during the period          (3,753)        646      (5,146)        762
          Less reclassification of realized gains included in income                0        (590)        (24)       (601)
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (3,753)        (56)     (5,170)       (161)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                          $  (559)    $ 3,381     $ 1,269     $ 6,318
------------------------------------------------------------------------------------------------------------------------------------

4.   ALLOWANCE FOR LOAN LOSSES

                                                                Three months June 30,                       Six months June 30,
          (dollars in thousands)                             1999                   1998                 1999                  1998
                                                           -----------------------------               ----------------------------
     BEGINNING BALANCE                                     $7,145                 $6,059               $7,004                $5,773

     CHARGE-OFFS
          Commercial                                           51                      -                  317                    50
          Real Estate                                           -                      -                    -                     -
          Installment Loans                                    66                     50                  193                    92
                                                           -----------------------------               ----------------------------
               Total Charge-offs                              117                     50                  510                   142

     RECOVERIES                                                61                     15                   85                    32
                                                           -----------------------------               ----------------------------
     NET CHARGE-OFFS                                           56                     35                  425                   110

     PROVISION                                                510                    360                1,020                   720
                                                           -----------------------------               ----------------------------
     ENDING BALANCE                                        $7,599                 $6,384               $7,599                $6,384
                                                           =============================               ============================

     Ratio of net charge-offs to
     Average net loans outstanding                           0.04%                  0.03%                0.14%                 0.05%


5.   OTHER MATTERS

     On May 7, 1999, Pioneer Bancorporation announced that a definitive agreement has been signed under which Pioneer will merge with Zions Bancorporation. Pioneer's principal subsidiary, Pioneer Citizens Bank of Nevada, will merge into Zions' subsidiary, Nevada State Bank. The agreement is subject to regulatory and other approvals and while no assurance of approval exists, the merger is expected to close in the third quarter of 1999. The merger is structured to be tax-free and is intended to be accounted for as a pooling of interests.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months and Six Months Ended June 30, 1999 and 1998

     Overview
     --------

     Total assets grew 7% from December 31, 1998 to June 30, 1999. Total net loans and total deposits grew 13% and 7%, respectively, during the first six months of 1999. The real estate loan category accounted for the majority of the loan growth, while time deposits generated the largest amount of deposit growth. Cash and cash equivalent balances increased 14% from December 31, 1998 to June 30, 1999 with the growth residing in the fed funds sold category. The 8% decrease in the securities held to maturity and available for sale categories was due to management's decision to build up the fed funds sold position and fund loan growth as portfolio securities matured during the first six months of 1999. The net deferred tax asset category increase of 129% during the first six months of 1999 was caused by the recognition of the tax effect related to the substantial decrease in the available for sale securities unrealized gain as of December 31, 1998 to a large unrealized loss at June 30, 1999. The majority of the unrealized loss is within the $90 million dollar collateralized mortgage-backed obligation/mortgage-backed securities portfolio as interest rates have risen during the period.

     For the three months ended June 30, 1999 average total assets of Pioneer were $1.077 billion, a 19% increase over the $908 million average asset total for the three months ended June 30, 1998. The average total asset percentage increase for the six month period comparison was 20%. Average total net loans, investment securities, and interest-bearing liabilities grew 30%, 14% and 20%, respectively during the three month period ended June 30, 1999 compared to the three months ended June 30, 1998. The loan growth can be attributed to the continuing strong efforts of the commercial and real estate lending centers in both the northern and southern regions of Nevada. Deposit growth also continues to be strong as the new Las Vegas area branch locations take full effect.

     Pioneer's net income for the three months ended June 30, 1999 decreased 7% over the three month period ended June 30, 1998, while the six months ended June 30, 1999 showed a 1% decrease over the same period in 1998. Pioneer incurred pre-tax merger related expenses of $429,000 in the second quarter of 1999. Without these merger related expenses, Pioneer would have experienced a 1% increase in second quarter 1999 earnings over 1998 and a 4% increase for the six month period. In 1998, the Company's second quarter earnings included a pre-tax gain on sale of available for sale securities of $590,000, while there were no securities gains during the same period in 1999. As the loan portfolio has grown substantially, the provision for loan and lease losses has been increased accordingly. For the six month period ended June 30, 1999 this provision increased 42% over the same period in 1998.

     The following tables summarize, by loan category and portfolio percentages, transactions in the allowance for loan losses and the allocation of the allowance for the indicated periods:

Allocation of the Allowance
for Loan Losses
and Non-Accrual Loans Detail

(dollars in thousands)

                                                     June 30, 1999
                        -------------------------------------------------------------
                           Percent of
                            Loans to                                             Non-
                             Total            Gross                            Accrual
                             Loans            Loans            Allowance        Loans
                        --------------------------------------------------------------
Commercial                   22.8%          $150,589            $1,722            $495
Real Estate                  69.4%           459,208             5,250               -
Agricultural                  0.1%               924                10               -
Installment                   5.0%            32,861               410              23
State and Municipal           1.9%            12,813               146               -
Leases                        0.8%             5,319                61               -
                        --------------------------------------------------------------
                            100.0%          $661,714            $7,599            $518
                        ==============================================================

                                                  December 31,  1998
                        -----------------------------------------------------------------------
                                   Percent of
                                    Loans to                                              Non-
                                     Total              Gross                           Accrual
                                     Loans              Loans           Allowance        Loans
                        -----------------------------------------------------------------------
Commercial                            25.9%          $151,691            $1,816            $684
Real Estate                           66.9%           391,587             4,688              98
Agricultural                           0.1%               462                 5               -
Installment                            5.5%            32,211               386              12
State and Municipal                    1.4%             8,380               100               -
Leases                                 0.2%               714                 9               -
                        -----------------------------------------------------------------------
                                     100.0%          $585,045            $7,004            $794
                        =======================================================================

  Net Interest Income
  -------------------

The following table provides information on net interest income for the periods indicated, setting forth average balances of interest-earning assets and interest-bearing liabilities, the interest income earned and interest expense recorded thereon and the resulting average yield-cost ratios:

Average Balance Sheets and Analysis of Net Interest
Earnings
(dollars in thousands)

For the three months ended:                                          6/30/99

                                                       Average        Int Income/
                                                       Balance          Expense             Yield
                                              ---------------------------------------------------
Loans, net (1)                                       $  640,278         $ 14,602             9.25%
Securities (2)                                          300,851            4,193             5.65%
Federal Funds Sold                                       62,874              728             4.70%
                                              ---------------------------------------------------
   Total Earning Assets                              $1,004,003         $ 19,523             7.89%

Cash and Due From Banks                                  47,547
Bank Premises and Equipment, net                         17,868
Other Assets                                              7,713
                                              -----------------
   Total Assets                                      $1,077,131
                                              =================


Time Deposits of $100,000 or more                    $  128,330         $  1,659             5.24%
Other Interest-Bearing Deposits                         604,868            5,460             3.66%
Repurchase Agreements                                    54,542              579             4.31%
                                              ---------------------------------------------------
   Total Interest-Bearing Liabilities                $  787,740         $  7,698             3.96%

Noninterest-Bearing Deposits                            216,531
Other Liabilities                                         2,522
Shareholders' Equity                                     70,338
                                              -----------------
   Total Liabilities and Shareholders'               $1,077,131
                                              =================
      Equity
                                                               -----------------
Net Interest Income                                                     $ 11,825
                                                               =================
Net Yield on Interest-Earning Assets                                                         4.72%

                                       9


For the three months ended:                                              6/30/98

                                                      Average        Int Income/
                                                      Balance          Expense              Yield
                                              ---------------------------------------------------
Loans, net (1)                                       $  490,735         $ 12,034             9.95%
Securities (2)                                          263,025            3,741             5.77%
Federal Funds Sold                                       84,627            1,143             5.48%
                                              ---------------------------------------------------
   Total Earning Assets                              $  838,387         $ 16,918             8.18%

Cash and Due From Banks                                  47,622
Bank Premises and Equipment, net                         13,303
Other Assets                                              8,852
                                              -----------------
   Total Assets                                      $  908,164
                                              =================


Time Deposits of $100,000 or more                    $   54,023         $    742             5.57%
Other Interest-Bearing Deposits                         532,312            5,594             4.26%
Repurchase Agreements                                    67,523              818             4.91%
                                              ---------------------------------------------------
   Total Interest-Bearing Liabilities                $  653,858         $  7,154             4.44%

Noninterest-Bearing Deposits                            193,025
Other Liabilities                                         2,822
Shareholders' Equity                                     58,459
                                              -----------------
   Total Liabilities and Shareholders'               $  908,164
                                              =================
      Equity
                                                               -----------------
Net Interest Income                                                     $  9,764
                                                               =================
Net Yield on Interest-Earning Assets                                                         4.67%

(1) Non-accrual loans are included in the average balance, but interest on such loans is not recognized in the interest income.

(2) Municipal interest income is not tax equivalent.

For the six months ended:                                                6/30/99

                                                      Average        Int Income/
                                                      Balance          Expense              Yield
                                              ---------------------------------------------------
Loans, net (1)                                       $  619,000         $ 28,146             9.17%
Securities (2)                                          303,103            8,574             5.70%
Federal Funds Sold                                       60,775            1,416             4.70%
                                              ---------------------------------------------------
   Total Earning Assets                              $  982,878         $ 38,136             7.82%

Cash and Due From Banks                                  48,515
Bank Premises and Equipment, net                         18,028
Other Assets                                              8,327
                                              -----------------
   Total Assets                                      $1,057,748
                                              =================


Time Deposits of $100,000 or more                    $  126,042         $  3,231             5.17%
Other Interest-Bearing Deposits                         593,835           10,746             3.65%
Repurchase Agreements                                    55,603            1,201             4.36%
                                              ---------------------------------------------------
   Total Interest-Bearing Liabilities                $  775,480         $ 15,178             3.95%

Noninterest-Bearing Deposits                            209,701
Other Liabilities                                         3,434
Shareholders' Equity                                     69,133
                                              -----------------
   Total Liabilities and Shareholders'              $1,057,748
                                              =================
      Equity
                                                               -----------------
Net Interest Income                                                 $ 22,958
                                                               =================
Net Yield on Interest-Earning Assets                                                    4.71%

For the six months ended:                                                6/30/98

                                                    Average        Int Income/
                                                    Balance          Expense           Yield
                                              ---------------------------------------------------
Loans, net (1)                                      $  470,123      $ 23,198            9.95%
Securities (2)                                         257,664         7,344            5.75%
Federal Funds Sold                                      86,657         2,354            5.48%
                                              ---------------------------------------------------
   Total Earning Assets                             $  814,444      $ 32,896            8.15%

Cash and Due From Banks                                 46,429
Bank Premises and Equipment, net                        12,390
Other Assets                                             8,862
                                              -----------------
   Total Assets                                     $  882,125
                                              =================


Time Deposits of $100,000 or more                   $   51,375      $  1,389            5.45%
Other Interest-Bearing Deposits                        524,199        10,839            4.17%
Repurchase Agreements                                   61,786         1,527            4.98%
                                              ---------------------------------------------------
   Total Interest-Bearing Liabilities               $  637,360      $ 13,755            4.35%

Noninterest-Bearing Deposits                           184,488
Other Liabilities                                        3,097
Shareholders' Equity                                    57,180
                                              -----------------
   Total Liabilities and Shareholders'              $  882,125
                                              =================
      Equity
                                                               -------------
Net Interest Income                                                 $ 19,141
                                                               =============
Net Yield on Interest-Earning Assets                                                    4.74%

(1) Non-accrual loans are included in the average balance, but interest on such loans is not recognized in the interest income.
(2) Municipal interest income is not tax equivalent.

     The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate fluctuations (change in rate multiplied by prior period average balance) and volume fluctuations (change in average balance multiplied by prior period rate) when compared to the preceding year.

Changes Due to Volume and Rate
(dollars in thousands)

For the three months ended:                                      6/30/99 vs. 6/30/98

                                                                   Changes due to
                                                          Volume               Rate           Total
                                              ------------------------------------------------------
Loans, net                                                 $3,474             $  (906)        $2,568
Securities                                                    530                 (78)           452
Federal Funds Sold                                           (267)               (148)          (415)
                                              ------------------------------------------------------
   Total                                                   $3,737             $(1,132)        $2,605

Time Deposits of $100,000 or more                          $  964             $   (47)        $  917
Other Interest-Bearing Deposits                               719                (853)          (134)
Repurchase Agreements                                        (146)                (93)          (239)
                                              ------------------------------------------------------
   Total                                                   $1,537             $  (993)        $  544
                                              ------------------------------------------------------
Net Interest Income                                        $2,200             $  (139)        $2,061
                                              ======================================================

NOTE - The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Changes Due to Volume and Rate
(dollars in thousands)

For the six months ended:                                       6/30/99 vs. 6/30/98

                                                    Changes due to
                                                        Volume               Rate           Total
                                              ----------------------------------------------------
Loans, net                                              $ 9,835            $(4,887)         $4,948
Securities                                                1,394               (163)          1,230
Federal Funds Sold                                         (635)              (303)           (938)
                                              ----------------------------------------------------
   Total                                                $10,594            $(5,353)         $5,240

Time Deposits of $100,000 or more                       $ 2,058            $  (216)         $1,842
Other Interest-Bearing Deposits                           2,758             (2,850)            (93)
Repurchase Agreements                                      (144)              (182)           (326)
                                              ----------------------------------------------------
   Total                                                $ 4,671            $(3,248)         $1,423
                                              ----------------------------------------------------
Net Interest Income                                     $ 5,922            $(2,105)         $3,817
                                              ====================================================

NOTE - The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.


  For the three month period ended June 30, 1999, net interest income increased 21% from the same period in 1998. Interest income and interest expense increased 15% and 8%, respectively, for the three months ended June 30, 1999
compared to the three months ended June 30, 1998.   For the six month period
ended June 30, 1999, net interest income increased 20% from the same period in 1998. Interest income and interest expense increased 16% and 10%, respectively, for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The slight changes in the net interest margin can be attributed to the offsetting effects of decreasing interest rates on both sides of the balance sheet. On a tax equivalent basis, the net interest margins for the three month and six month period ended June 30, 1999 was 4.96% and 4.95%, while as of June 30, 1998 the tax equivalent net interest margins were 4.89% and 4.95%, respectively. The unfavorable rate variance in the loan and federal funds sold categories have been more than offset by the favorable volume increases in the loan and securities categories. In addition, the decrease in deposit rates has been a favorable development, which partially offset the unfavorable earning asset rate variance. Management continues to believe that competition between banks and other financial services companies will continue to keep loan rates down while deposit rates will probably not decrease from current levels due to this same competitive environment.

     Non-Interest Income
     -------------------

     The following table details dollar amount and percentage changes of certain categories of non-interest income for the periods indicated:

________________________________________________________________________________________________________________________
   NON-INTEREST INCOME               Three Months                   Percent         Three Months                Percent
   (dollars in thousands)               Ending                       Change            Ending                    Change
                                       6/30/99         % of         Previous           6/30/98        % of      Previous
                                        Amount        Total           Year             Amount        Total        Year
________________________________________________________________________________________________________________________
   Service Charges on Deposit
     Accounts                        $    906         40.1%          19.2%          $    760         30.8%          -3.6%
   Merchant Credit Card Income            632         27.9%          23.7%               511         20.7%          16.1%
   Trust Department Income                398         17.6%           3.6%               384         15.6%          31.1%
   Gain on Sale of Securities
     Available for Sale                     -            -              -                590         24.0%             -
   ATM Network Fees Earned                112          5.0%          57.7%                71          2.9%          18.3%
   Other Income                           214          9.5%          45.6%               147          6.0%         -23.0%
                        ------------------------------------------------------------------------------------------------
                                     $  2,262        100.0%          -8.2%          $  2,463        100.0%          30.5%

________________________________________________________________________________________________________________________
   NON-INTEREST INCOME                Six Months                   Percent         Six Months                   Percent
   (dollars in thousands)               Ending                      Change            Ending                     Change
                                       6/30/99         % of        Previous          6/30/98         % of       Previous
                                        Amount        Total          Year             Amount        Total         Year
________________________________________________________________________________________________________________________
   Service Charges on Deposit
     Accounts                        $  1,753         39.8%          15.0%          $  1,524         35.6%           1.7%
   Merchant Credit Card Income          1,181         26.8%          20.6%               979         22.9%          13.4%
   Trust Department Income                806         18.3%           8.8%               741         17.3%          20.5%
   Gain on Sale of Securities
     Available for Sale                    24          0.5%         -96.0%               601         14.0%             -
   ATM Network Fees Earned                205          4.7%          51.9%               135          3.2%          19.5%
   Other Income                           430          9.8%          43.8%               299          7.0%         -11.5%
                        ------------------------------------------------------------------------------------------------
                                     $  4,399        100.0%           2.8%          $  4,279        100.0%          20.8%

     Service charges on deposits continue to be a focal point of non-interest income growth from period to period as this category continues to be approximately 40% of the total for the three month period ended June 30, 1999 as well as for the six month period. Fee increases contemplated in late 1998 and instituted in late first quarter 1999 have contributed to the increase in six month period to period growth rate of service charges to 15% from 2%. It is anticipated that service charge income will continue to grow as the full effect of the fee adjustments are realized on into 1999. Pioneer has experienced double digit increases from the 1998 second quarter and six month periods within the merchant credit card income category due to business development efforts and planned service fee increases. Trust department income growth has slowed from previous double digit growth as various trust relationships have moved into lower fee products. Higher period to period ATM usage has also been a favorable development and has increased the contribution of this category to the total.

     Non-Interest Expense
     --------------------

     The following table details dollar amount and percentage changes of certain categories of non-interest expense for the periods indicated:


____________________________________________________________________________________________________________________________________
NON-INTEREST EXPENSE                         Three Months                     Percent      Three Months                     Percent
(dollars in thousands)                             Ending                      Change            Ending                      Change
                                                  6/30/99         % of       Previous           6/30/98         % of       Previous
                                                   Amount        Total           Year            Amount        Total           Year
____________________________________________________________________________________________________________________________________

Salaries and Employee Benefits                   $  3,870        41.7%          12.3%          $  3,445        48.2%          28.4%
Occupancy and Equipment                             1,975        21.3%          48.9%             1,326        18.6%          39.7%
Merchant Credit Card Expense                          569         6.1%          29.9%               438         6.1%          13.5%
Marketing/Advertising                                 217         2.3%          34.8%               161         2.3%          22.0%
Other Expense                                       2,640        28.5%          48.7%             1,775        24.8%          12.1%
                                            ----------------------------------------------------------------------------------------
                                                 $  9,271       100.0%          29.8%          $  7,145       100.0%          24.7%

____________________________________________________________________________________________________________________________________
NON-INTEREST EXPENSE                           Six Months                     Percent        Six Months                     Percent
(dollars in thousands)                             Ending                      Change            Ending                      Change
                                                  6/30/99         % of       Previous           6/30/98         % of       Previous
                                                   Amount        Total           Year            Amount        Total           Year
____________________________________________________________________________________________________________________________________

Salaries and Employee Benefits                   $  7,845        44.3%          19.1%          $  6,589        48.0%          26.9%
Occupancy and Equipment                             3,822        21.6%          52.0%             2,515        18.3%          37.7%
Merchant Credit Card Expense                        1,058         6.0%          26.6%               836         6.1%           8.0%
Marketing/Advertising                                 426         2.4%          42.0%               300         2.2%          20.0%
Other Expense                                       4,548        25.7%          30.1%             3,496        25.5%          17.0%
                                            ----------------------------------------------------------------------------------------
                                                 $ 17,699       100.0%          28.9%          $ 13,736       100.0%          24.5%

     As Pioneer has grown and expanded the branch network and product offerings, the salaries and benefit category continues to be the largest non-interest expense category with over 44% of the total for the six month period ended June 30, 1999. However, occupancy and expense has had the highest growth rates for period to period comparisons due to facilities expansion and branch construction. Marketing and advertising expense increased substantially as management of the Bank chose to focus on more extensive campaigns in the high growth Las Vegas area. In the three month period ended June 30, 1999, the 49% increase in the other expense category from the same period in 1998 is primarily attributable to merger related expenses of $429,000.

     Income Taxes
     ------------

     Pioneer experienced a 230 basis point decrease in the Company's effective federal income tax rate from the 28% rate for the six month period ended June 30, 1998. This decrease in effective tax rate is due to the substantial 37% increase in tax-exempt income booked during the six months ended June 30, 1999 versus the same period ended June 30, 1998.

Year 2000 Disclosure - Pioneer and the Bank's State of Readiness

     What is the Year 2000 problem?
     ------------------------------

     The Year 2000 problem is the result of computer programs using two digits rather than four to define the applicable year (for example, "98" represents
1998). Computer programs that were written with only a two-digit year may not function accurately or at all when the century changes from 1999 to 2000. This is due to the computers' inability to distinguish "00" as 1900 or 2000.

     This update will follow our five phase project plan outline as recommended by the Federal Deposit Insurance Corporation (FDIC): Awareness; Assessment; Renovation; Validation and; Implementation. Information on other key areas will also be provided.

     Awareness
     ---------

     The awareness effort continues to expand into additional areas of concern where communications with the various people involved are key to our ability to effectively complete our Year 2000 plan. Some of the key areas of concern are cash withdrawals by the Bank's customers, draw down of existing lines of credit by customers, communications with customers about the Bank's Y2K efforts, how this effort is perceived by customers and how well the Bank has communicated Y2K efforts to customers.

     The Bank has just finished a customer survey dealing with the communication issues. More than 60% of the Bank's retail customers responding to the survey said "Yes" to the question "Have you received any Y2K information from your Bank?" By comparison, in a nationwide survey (completed for the FDIC) the same question received only a 25 % yes response.

     In a second survey the Bank asked four questions regarding the withdrawal of additional funds because of Year 2000 concerns. This survey was handled by Esearch, an internet provider of survey services, and received 826 responses. The results will be helpful in planning and validating the Bank's cash requirements at year-end.

     The Bank has also received a survey conducted by the Gallup organization for the FDIC dealing with several Y2K issues (including the one noted above).

     The Bank is now working on a survey for the business customers in an effort to determine some of their banking/financial requirements before year-end.

     Management continues to speak to various civic clubs and other groups in an effort to keep the community updated as to Y2K issues. To date various employees have spoken to more than 800 Nevada business people in an effort to raise their Y2K awareness level. The Nevada Public Utilities Commission (PUC) hearings continue to be a good source of current information, a good venue to ask questions and to offer input on Year 2000 issues.

     Assessment
     ----------

     The assessment process is ongoing for all new hardware and software being acquired by the Bank. We take all efforts reasonably available to us to make sure that no new hardware or software is acquired that is not Y2K compliant.

     The assessment of loans, trust and investments has been completed by Bank staff. More than 95% of the loan portfolio dollar amount has been assessed. Bank loan officers have worked with those customers that were rated as high Y2K risk and have succeeded in assisting these customers in lowering their rating to medium risk or lower.

     All trust portfolios have been reviewed for Y2K risk of both existing assets and new assets being added. This is an ongoing process.

     The Bank's investment portfolio has been reviewed and was found to be well positioned for Y2K risk. The vast majority of the assets are insured by one or more methods.

     Renovation
     ----------

     Renovation is the process of repairing, replacing or retiring non-compliant hardware and software. Renovation of the Bank's hardware and software to accept dates through and beyond the Year 2000 has been completed within the guidelines set forth by the Federal Financial Institutions Examination Council (FFIEC).

     Validation
     ----------

     This phase of the Year 2000 plan has been completed within the guidelines set forth by the FFIEC. The Bank also continues to test software updates for existing programs that are received from the vendors as a part of the normal procedures.

     Implementation
     --------------

     This phase of the Year 2000 plan has been completed within the guidelines set forth by the FFIEC. Pioneer currently has nothing additional scheduled for implementation prior to year-end 1999.

     Contingency and Year End Plans
     ------------------------------

     Bank contingency and year-end plans have been completed and validated in a full day walk through exercise that involved about fifty of the Bank's managers and staff. The results of the exercise were positive with only a few minor adjustments needed in the plans. The plans and test results have been sent to the FDIC for their latest examination of our Y2K Project. Due to the pending merger of Pioneer Citizens Bank and Nevada State Bank, there may be some further modifications to the plans.

     Audit
     -----

     An audit package was prepared and submitted to the FDIC on July 9, 1999. The package consisted of our contingency plans, the documentation of our validation of the plans and Board of Directors meeting minutes that indicated their approval of the plans and tests.

     Customer Surveys
     ----------------

     The Bank has conducted two surveys in an effort to obtain an insight into our customers' views of the Bank's Year 2000 efforts and what Y2K issues they are most interested in following. The Bank also received from the FDIC a Y2K survey conducted by the Gallup Organization dealing with the same issues.

     Some of the key Y2K issues that were identified by the respondents are: access to funds; accuracy of Bank records; the Bank's ability to meet withdrawal demands; and preparation of the Bank's computer systems. Pioneer Citizens Bank of Nevada's status as to each of these issues are outlined below.

     Access to Funds
     ---------------

     The Bank has completed a contingency plan for the Bank which includes a cash plan. The cash plan addresses essentially all aspects of the Bank's cash issues including transportation, security, cash levels, ATM's, special contracts, potential withdrawal levels, insurance and safety.

     All of the Bank's systems have been tested (including those that operate our ATM's and perform our record keeping). The Bank intends to operate on our normal business schedule during the holiday season to meet our customers' banking needs. In addition to being able to transact business at our branches, customers will be reminded of the various means of paying for goods and services during the holidays. Checks are expected to be accepted in the normal course, debit and credit cards should still find wide acceptance, travelers checks and cashiers checks are expected to be accepted for payment as they would be at any other time.

     The Bank will be open for business, we are making plans to have cash on hand to meet the customer's needs and we do not expect to encounter problems with access to funds. In addition to Bank computer systems, backup printed paper and electronic records will be available for all Bank and customer records in the unlikely event that we experience an interruption of service.

     Accuracy of Bank Records
     ------------------------

     The computer programs that perform the record keeping functions for the Bank have all been tested through the year 2000 without raising any processing issues. The Bank is using the most current, Year 2000 compliant, version of these programs. The Bank has also tested these programs on the backup system, located in another state, with the same positive results. Currently daily processing includes calculations that extend beyond the year 2000 for loans and CD's. The Bank has not encountered any Y2K related problems with these routines to date. Five generations of back-up files have been retained in the unlikely event that the system may experience an interruption in service and require that the Bank recreate records from the back-up files.

     The retention of five generations of back-up files is a procedure that has been in practiced for decades in case of business interruptions due to natural disasters. As a normal course of business, the Bank performs two exercises per year at the out of state back-up site whereby Bank records are actually recreate.

     Management urges all customers to review their bank statements, transaction records and other material received from the Bank to stay up with their account status.

     The Bank's Ability to Meet Withdrawal Demands
     ---------------------------------------------

     The key to being able to meet all withdrawal demands of the Bank's customers is knowing the amounts of cash they plan to withdraw. One of the reasons the Bank has surveyed customers is to try to determine the amount of cash needed to meet these demands.

The Bank's cash plan used several assumptions to determine the final cash level required. Management has confidence that the Bank will be able to meet all customer demands for cash during the holiday season as well as the Century Date Change (CDC) event. Customers planning to withdraw large amounts of cash are urged to contact their banker to discuss the personal security aspects of this action and discuss alternative non-cash instruments that are available.

     Preparation of the Bank's Computer Systems
     ------------------------------------------

     The Bank has addressed all of its computer systems and the potential Y2K risk during the past two years. A five phase plan, recommended by the various regulatory agencies, was established and followed. This plan covered all aspects of the Bank's operations as well as the computer systems. Essentially all of the Bank's computer hardware and software was identified, tested, remediated, retired, replaced or placed back into production. The Bank's core mission critical systems were tested on both in house mainframe computer, used to process our daily work, and on the back-up system located in another state. The results of both tests revealed no Y2K related problems. The system currently being run by the Bank is also used by more than 3,600 other banks in the United States. Under the guidelines set up by the regulators, every bank is required to test their systems individually. This results in the same basic software being tested several thousand times.

     Management gain additional comfort from knowing that the Bank's software has utilized a four-digit year code (e.g. "1999" instead of "99") since 1986. This two digit vs. four digit issue is the basis for all the Year 2000 problems and Bank core mission critical systems have avoided the problem by their design.

     Summary
     -------

     The Bank continues to meet its Y2K plan milestones and move toward its goal of becoming Year 2000 compliant. Based upon the assessment to date, management does not believe that expenses related to meeting Year 2000 challenges will have a material effect on the operations or financial condition of PCBN. The budget for the project from 1997 through the year 2000 for remediation (including replacement software and hardware) and testing is $1.12 million. All costs associated with the project are expensed as the costs are incurred.

     The Year 2000 (Y2K) statements contained in this document are a "YEAR 2000 READINESS DISCLOSURE" as that term is defined by the "YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT" (S. 2392, Public Law No: 105-271). The purpose of these statements is to inform our shareholders, customers, business partners and the general public about Pioneer Citizens Bank's progress in meeting the challenges of the century date change.

     Management is using its best efforts to minimize any system related disruptions in service to the Bank's clients at the turn of the millennium. Although the nature of computer systems, programming and interdependencies make it impossible for management to fully guarantee that disruptions will not occur, management believes the Bank's Year 2000 efforts will avoid significant problems and will enable the Bank to rapidly address and correct any problems that may arise.

     Although the Bank is striving to assure that its products and services are Y2K ready, the Bank cannot guarantee that all systems and services used by the Bank and with its customers will function without error before, at, or after January 1, 2000. Service delivery may be affected by the performance of third parties with whom the Bank exchanges data, or by disruption in services not under the Bank's control, including but not limited to utility services, telecommunication facilities, funds transfer systems and networks, and other third party providers.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

     Information concerning our exposure to market risk, which has remained relatively unchanged from December 31, 1998, is incorporated by reference from the text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10 for the year ended December 31, 1998.

                                    PART II
                               OTHER INFORMATION

Item 6.    Exhibits and Report on Form 8-K

           (a)   Exhibits.

                     Exhibit 27  Financial Data Schedule

           (b)       Reports on Form 8-K.           None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PIONEER BANCORPORATION
                                 (Registrant)



Dated:  August 13, 1999           /s/ William E. Martin
        ---------------     --------------------------------------
                            William E. Martin
                            Chief Executive Officer


Dated:  August 13, 1999           /s/ Edward T. Plunkett
        ---------------     --------------------------------------
                            Edward T. Plunkett
                            Chief Financial Officer